Form 10-Q
period 1996-03-31
ANNAPOLIS BANCSHARES INC
filed 1996-05-15
CIK 842705

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

[ ] TRANSITION REPORT UNDER  SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
    FROM                TO

COMMISSION FILE NO. 0-25710

                           ANNAPOLIS BANCSHARES, INC.
       (Exact name of small business issuer as specified in its charter)

          Maryland                                           52-1606384
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

                  2024 West Street, Annapolis, Maryland  21401
             (address of principal executive offices and zip code)

                                 (410) 266-3000
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   YES  X   NO




APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

The registrant has 785,375 shares of common stock outstanding as of March 31, 1996.

     PART I - FINANCIAL INFORMATION - ITEM 1. FINANCIAL STATEMENTS

                           ANNAPOLIS BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                  As of            As of
                                               March 31,1996  December 31, 1995
ASSETS .....................................    (Unaudited)      (Audited)
Cash and federal fund sold .................   $  4,455,551   $  6,099,052
Investment securities available for sale ...           --        1,804,812
Investment securities held to maturity .....        975,365      1,587,680
Other securities ...........................        982,200        982,200
Loans available for sale ...................        474,400        750,000
Loans, less allowance for loan
  losses of $719,993 and $686,636 ..........     70,804,936     67,226,982
Premises and equipment (net) ...............      1,927,612      1,943,994
Accrued interest receivable ................        656,958        647,355
Deferred income taxes ......................        173,308        192,841
Other assets ...............................        585,483        649,627
                                               ------------   ------------

TOTAL ASSETS ...............................   $ 81,035,813   $ 81,884,543
                                               ============   ============

LIABILITIES

Deposits

  Demand ...................................   $  2,226,444   $  2,082,290
  Now accounts .............................      1,778,160      2,361,376
  Savings and Money Market .................     12,427,088     14,507,526
  Time, $100,000 and over ..................      8,601,390      7,940,295
  Other time ...............................     40,823,626     37,113,828
                                               ------------   ------------

Total Deposits .............................     65,856,709     64,005,315

Borrowings .................................      5,000,000      7,025,000
Due to banks ...............................        541,829      1,733,090
Accrued interest payable ...................         62,057         62,967
Income taxes payable .......................        195,902           --
Other liabilities ..........................        124,212        163,043
Dividends payable ..........................         49,086         45,090
                                               ------------   ------------

TOTAL LIABILITIES ..........................     71,829,795     73,034,505
                                               ------------   ------------

STOCKHOLDERS' EQUITY

Common stock, par value $1.00 per share ....        785,375        784,175
     Authorized 5,000,000 shares; issued and
     outstanding 785,375 and 784,175
Additional paid-in capital .................      5,354,028      5,341,728
Retained earnings ..........................      3,066,615      2,755,180
                                               ------------   ------------

                                                  9,206,018      8,881,083

Unrealized gain(loss) on investment
     securities available for sale .........           --          (31,045)
                                               ------------   ------------



TOTAL STOCKHOLDERS' EQUITY .................      9,206,018      8,850,038
                                               ------------   ------------

TOTAL LIABILITIES ..........................   $ 81,035,813   $ 81,884,543
& STOCKHOLDERS' EQUITY                         ============   ============

                           ANNAPOLIS BANCSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                             Three           Three
                                         Months Ended      Months Ended
                                        March. 31, 1996   March. 31, 1995
INTEREST INCOME

Loans, including fees .................   $ 1,856,321    $ 1,369,514
Deposits in banks and federal fund
   sold ...............................        51,605         59,991
Investments securities ................        37,892         77,263
                                          -----------    -----------

       Total interest income ..........     1,945,818      1,506,768
                                          -----------    -----------

INTEREST EXPENSE

Interest on deposits ..................       837,770        663,996
Interest on borrowed funds ............        67,713         65,447
                                          -----------    -----------

       Total interest expense .........       905,483        729,443
                                          -----------    -----------

Net interest income ...................     1,040,335        777,325

Provision for loan losses .............        33,357         50,214
                                          -----------    -----------

Net interest income after
  provision for loan losses .............   1,006,978        727,111
                                          -----------    -----------

NON INTEREST INCOME

Rental income .........................        63,021         61,422
Gain(loss) on sale of loans, net ......        43,831        (12,302)
Gain(loss) on sale of investments .....       (50,579)          --
Other .................................        11,994         11,167
                                          -----------    -----------

       Total noninterest income .......        68,267         60,287
                                          -----------    -----------

NON INTEREST EXPENSE

Compensation and related expenses .....       323,010        228,242
Occupancy expense .....................        50,730         54,281
Directors fees ........................        18,750         18,750
Stationary, printing and postage ......        15,601         16,058
Data processing expense ...............        15,537         14,380
Equipment repairs and depreciation ....        21,579         20,695
Advertising ...........................         5,801         12,878
Accounting and legal ..................         9,115         23,534
Insurance expense .....................         6,974         39,513
Dues and subscriptions ................         2,651          3,403
Education, seminars and travel ........         7,798          5,564
Other expense .........................        10,272          9,525
                                          -----------    -----------

       Total noninterest expense ......       487,818        446,823
                                          -----------    -----------

Income before income taxes ............       587,427        340,575
Income taxes ..........................       226,907        131,500
                                          -----------    -----------

Net income ............................   $   360,520    $   209,075
                                          ===========    ===========


EARNINGS PER COMMON SHARE .............   $      0.46    $      0.30


                           Annapolis Bancshares, Inc.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                                 Three           Three
                                                                                             Months Ended     Months Ended
                                                                                            March 31, 1996   March 31, 1995

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income ..............................................................................   $    360,520    $    209,075
Adjustments to reconcile net income to
cash provided by operating activities:
Provision for loan losses ...............................................................         33,357          50,214
Loss on sale of Investments .............................................................         50,579            --
Gain on Sale of Loans ...................................................................        (43,831)           --
Loans originated for sale ...............................................................     (2,350,400)           --
Sales of loans originated for sale ......................................................      2,669,830            --
Depreciation and Amortization ...........................................................         22,793          26,175
Amortization of premiums and acretion
of discounts, net .......................................................................           (289)           --
(Increase) Decrease in
  Accrued interest receivable ...........................................................         (9,603)        (13,883)
  deferred income tax ...................................................................           --              --
  Other assets ..........................................................................         64,144          35,022
Increase (Decrease) in
  Deferred loan fees & discounts ........................................................         82,319          12,820
  Accrued interest payable ..............................................................           (910)           (259)
  Income taxes payable ..................................................................        195,902          59,337
  Other liabilities .....................................................................        (38,831)        (16,236)
                                                                                            ------------    ------------

   Net cash provided by operations ......................................................      1,035,580         362,265
                                                                                            ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Investment Securities .......................................................              0        (700,000)
Sale of investment securities available for sale ........................................      1,804,812            --
Maturity, Repayment of Investment Securities .............................................       612,604         859,226
Loans originated ........................................................................    (11,922,160)     (5,932,034)
Principal repayments on loans ...........................................................      8,228,530       4,249,144
Loans purchased .........................................................................              0      (1,639,295)
Loans sold ..............................................................................              0       1,619,507
Purchase of premises and equipment ......................................................         (6,410)         (1,698)
                                                                                            ------------    ------------

   Net cash used in investing activities ................................................     (1,282,624)     (1,545,150)
                                                                                            ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits ................................................................      1,851,394       2,785,294
Net Proceeds from Issuance of Common Stock ..............................................         13,500         113,490
Proceeds from Long-Term Borrowing .......................................................     (2,025,000)     (2,000,000)
Net increase (decrease) in due to banks .................................................     (1,191,261)              0
Cash dividend paid on common stock ......................................................        (45,090)        (27,469)
                                                                                            ------------    ------------

   Net cash provided by financing activities ............................................     (1,396,457)        871,315
                                                                                            ------------    ------------

NET INCREASE (DECREASE) IN CASH
& CASH EQUIVALENTS ......................................................................     (1,643,501)       (311,570)

CASH & EQUIVALENTS AT BEGINNING
OF PERIOD ...............................................................................      6,099,052       2,808,128
                                                                                            ------------    ------------


CASH & EQUIVALENTS AT END OF PERIOD .....................................................   $  4,455,551    $  2,496,558
                                                                                            ============    ============

                           Annapolis Bancshares, Inc.
           Consolidated Statement of Changes in Stockholders' Equity
                                  (Unaudited)


                                             Common Stock                                      Unrealized           Total
                                   ----------------------------    Capital        Retained     Gains(Losses)    Stockholders'
Three Months Ended March 31, 1995         Shares    Par value      Surplus        Earnings     on Securities       Equity
- - -------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1994               549,372       $549,372      $4,433,893      $1,827,135      -               $6,810,400

Cash Dividend $.0417 per share            -             -              -               (27,973)     -                  (27,973)

Sale of stock                            10,090         10,090         103,400      -               -                  113,490

Net Income                                -             -              -               209,075      -                  209,075


Balance March 31, 1995                  559,462       $559,462      $4,537,293      $2,008,237      -               $7,104,992




                                             Common Stock                                      Unrealized           Total
                                   ----------------------------    Capital        Retained     Gains(Losses)    Stockholder's
Three Months Ended March 31, 1996         Shares    Par value      Surplus        Earnings     on Securities       Equity
- - -------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1995               784,175       $784,175      $5,341,728      $2,755,180    (31,045)          $8,850,038

Cash Dividend $.0625 per share            -             -              -               (49,085)   -                    (49,085)

Exercise of Options                       1,200          1,200          12,300         -          -                     13,500

Net Income                                -             -              -               360,520    -                    360,520

Change in unrealized gains
     (losses) on securities               -             -              -               -           31,045               31,045

Balance March 31, 1996                  785,375       $785,375      $5,354,028      $3,066,615         $0           $9,206,018




                           Annapolis Bancshares, Inc.
                           Average Balances and Yields

                                       Three Months Ended                          Three Months Ended
                                         March 31, 1996                              March 31, 1995
                             -------------------------------------     --------------------------------------------

ASSETS                          Average                   Average         Average                         Average
                                Balance      Interest       Rate          Balance          Interest        Rate
Interest earning assets
  Interest bearing deposits
  in other banks                  $25,499         $327      5.13%           $57,797             $848       5.87%
  Federal funds sold            3,833,551       51,605      5.38%         4,129,900           59,605       5.77%
  Investments                   2,866,829       37,565      5.24%         5,516,728           76,801       5.57%
  Loans receivable             69,423,455    1,856,321     10.70%        55,698,481        1,369,514       9.84%

Total Interest Earning Assets  76,149,334    1,945,818     10.22%        65,402,906        1,506,768       9.22%

Non earning Assets
  Cash and due from banks          80,141                                   251,023
  Premises and equipment        1,937,990                                 1,996,047
  Other assets                  1,638,723                                 1,337,232
  Allowance for loan loss        (690,610)                                 (533,683)

Total Assets                  $79,115,578   $1,945,818      3.28%       $68,453,525       $1,506,768       8.80%

LIABILITIES AND STOCKHOLDERS'
  EQUITY

Interest bearing liabilities
  Interest bearing deposits
  NOW accounts                 $1,943,206      $14,046      2.89%        $1,627,333           $9,819       2.41%
  Savings and money market     13,494,553      126,974      3.76%        14,001,809          149,840       4.28%
  Time deposits                45,985,555      696,749      6.06%        37,851,041          504,337       5.33%

Total interest bearing
  deposits                     61,423,315      837,770      5.46%        53,480,183          663,996       4.97%
Borrowings                      5,181,499       67,713      5.23%         4,846,154           65,447       5.40%

Total interest bearing
   liabilities                 66,604,814      905,483      5.44%        58,326,337          729,443       5.00%

Non interest bearing
   liabilities
Demand deposits                 2,367,897                                 2,812,200
Other liabilities               1,099,937                                   365,803

Total Liabilities              70,072,647      905,483      5.17%        61,504,340          729,443       4.74%
  Stockholders' equity          9,042,931                                 6,949,185

Total liabilities and
  stockholders' equity        $79,115,578     $905,483      4.58%       $68,453,525         $729,443       4.26%

Net interest spread                                         4.78%                                          4.21%

Net yield on earning assets    76,149,334    1,040,335      5.46%        65,402,906          777,325       4.75%








PART I - FINANCIAL INFORMATION - ITEM 2. MANAGEMENT'S DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following is management's discussion and analysis of the historical financial condition and results of operations of Annapolis Bancshares, Inc. ("the Company") on a consolidated basis with its wholly owned subsidiary, Bank of Annapolis, (the Bank") for the periods presented. The purpose of this discussion is to focus on those trends and information about the Company which are not otherwise apparent in the accompanying consolidated Financial Statements presented in Part I, Item 1., above. Those statements should be read in conjunction with this discussion and analysis. All adjustments for a fair presentation are reflected in the Consolidated Financial Statements. All adjustments are of normal recurring nature.

RECENT DEVELOPMENTS

On April 16, 1996, Annapolis Bancshares, Inc.(the "Company") entered into a definitive merger agreement (the "Merger Agreement") with Sandy Spring Bancorp, Inc. ("Sandy Spring"). Pursuant to the Merger Agreement each share of the Company's common stock will be exchanged for .62585 shares of Sandy Spring common stock, subject to certain adjustments based upon the market value of Sandy Spring stock at the time of the closing. The consummation of the transaction is subject to approval by the shareholders of the Company, regulatory approvals, and various other conditions.

SUMMARY

The consolidated earnings of the Company are derived primarily from the operations of its wholly-owned subsidiary, the Bank. The Company reported net income for the three months ended March 31, 1996 of $360,520 a 72.4% increase over the $209,075 net income for the three months ended March 31, 1995. Earnings per share were $0.46 for the three month period ended March 31, 1996 and $0.30 for the three month period ended March 31, 1995. The increase in net income and earnings per share is primarily due to a 33.8% increase in net interest income to $1,040,335 as of March 31, 1996 compared to $777,325 as of March 31, 1995.

The provision for loan loss for the three month period ended March 31, 1996 decreased $16,857. The decrease was mainly due to an addition provision of $33,827 relating to the disposition of commercial non real estate loans in the period ended March 31, 1995.

The Company's return on average assets for the periods ended March 31, 1996 and March 31, 1995 was 1.82% and 1.23%, respectively. The Company's return on equity for the periods ended March 31, 1996 and March 31, 1995 was 15.95% and 12.03% respectively. The increase in the return on average assets is primarily due to the growth of the Companys average interest bearing assets and liabilities during the period. The increase in the return on equity is due to the increase in the net interest spread and the additional new capital from the exercise of common stock warrants.

FINANCIAL CONDITION

The Company, through its Bank subsidiary, functions as a financial intermediary, and as such its financial condition can be examined in terms of developing trends in its sources and uses of funds. These trends are the result of both external factors, such as changing economic conditions, regulatory changes and competition, and also internal factors such as management's evaluation as to the best use of funds under these changing conditions.

The Company's primary source of funds is through the Bank's deposit accounts. The Bank offers a full line of business and personal savings and checking accounts, money market demand accounts, individual retirement accounts and certificates of deposit. As shown on the Consolidated Balance Sheets, total deposits increased $1.9 million or 2.9% to $65.9 million as of March 31,1996 from $64.0 million as of December 31, 1995. An additional source of funds is through the Bank's borrowings. At March 31, 1995, the Bank has a total of $5.0 million of borrowings from the Federal Home Loan Bank of Atlanta.

The Company's primary uses of funds are for loans and investments. The Bank offers a variety of credit products, including but not limited to commercial and residential real estate loans, commercial term loans and lines of credit, consumer loans (including home equity lines of credit), and letters of credit. Net loans receivable increased $3.6 million or 5.3% for the three months ended March 31, 1996, to $70.8 million from $67.2 million as of December 31, 1995.

Real estate loans, both commercial and residential, comprise the largest portion of the Bank's loan portfolio, totalling $65.0 million or 90.3% of the Bank's total loans at March 31, 1996. As of March 31, 1996, the Bank has $6.6 million or 9.2% of its total loan portfolio, in commercial non mortgage loans and $1.0 million or .50% of its total loan portfolio, in consumer loans.

The Bank established a Mortgage Loans available for sale portfolio. Loans designated available for sale are primarily residential single family mortgage loans with fixed rate characteristics. In addition, the Bank has established relationships with other lenders in the secondary market to purchase the loans originated for this portfolio. The Bank expects this activity to significantly increase the non interest income. At March 31, 1996 the bank held $474,400 of loans in the available for sale portfolio.

The Bank holds $2.0 million of fixed and variable rate investment securities. The portfolio is comprised of a U.S. Treasury Note, Mortgage-Backed Security, a tax exempt bond and stock with the Federal Reserve Bank and Federal Home Loan Bank ("FHLB").

The bank sold $1.8 million of variable rate U.S. Government Agency securities designated as investments available for sale. As a result of these sales, the bank incurred a loss of $50,579 in the quarter ended March 31, 1996. The Bank did not purchase investment securities for the held to maturity or available for sale portfolio's in the quarter ended March 31, 1996. At March 31, 1996 the market value of the investment portfolio totalled $2.0 million. All of the Bank's investments are classified as held until maturity. The Bank's Cash and Federal Funds Sold decreased to $4.5 million at March 31, 1996 from $6.1 million at December 31, 1995. The primary objective of the investment portfolio is to provide liquidity, while enhancing the net interest margin.

The Bank has two investments in real property at March 31, 1996. In 1993 the Bank purchased a four story 36,000 sq. ft. office facility located at 2024 West St., Annapolis, MD, and an adjacent property on 1 Hudson Street. The Company and the Bank relocated into the new facility, which is now the Company's principal office. This facility functions as the main office operations and administration headquarters of the Bank, which includes a full service retail bank. The Bank occupies portions of the first and second levels, as well as a portion of the lower level.

The Bank has contracted to lease 14,280 sq. ft., which is the entire third and fourth floors, as well as 2,200 sq ft. of the lower level, to one tenant. The contract is a five year lease with an additional five year option. At March 31, 1996 the building and the property on 1 Hudson Street is fully leased to others. The properties are included in Premises and Equipment on the March 31, 1996 Consolidated Balance Sheets for a total of $1.9 million net of accumulated depreciation.

The second investment is real estate located in Annapolis, MD, which the Bank purchased in 1989 for future expansion of the Bank's facilities. The site's cost of $464,976 is included in Other Assets on the March 31, 1996 Consolidated Balance Sheets.

The Bank is currently marketing the property for sale, having abandoned its intended development of the property upon contracting to purchase the West Street facility described above. At March 31, 1996, the property is under a contract of sale which permits the contract purchaser to conduct a feasibility study of the land and proceed with the option to purchase the property.

LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT The primary functions of asset / liability management are to assure adequate liquidity and carefully manage interest rate risk. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Interest rate sensitivity refers to the change in earnings which results from changes in the level of interest rates. To the extent that interest income and interest expense do not respond equally to changes in interest rate levels, or that all rates do not change uniformly, earnings will be affected.

Sources of liquidity for the Bank include cash, federal funds sold, loan and investment repayments. Cash and federal funds sold totalled $4.5 million or 5.5% of total assets as of March 31, 1996. Loan repayments totalled $8.2 million for the three months ended March 31, 1996. Liquidity is also measured by the ability to obtain deposits and borrowed monies at market rates.

Total deposits increased to $65.9 million at March 31, 1996 from $64.0 million at December 31, 1995. Access to savings deposits may be restricted by excessive interest rates paid by competitors, adverse publicity about the banking industry, and similar matters. The Bank is a member of the Federal Home Loan Bank System. As of March 31, 1996, the Bank had a Credit Availability of $8.0 million secured by a blanket floating lien on all of the Bank's amortizing loans which are first liens on 1-4 family residential properties, and a credit availability of $1,985,000, secured by certain commercial real estate loans. The ability to draw on these funds is subject to the availability of sufficient eligible collateral. As of March 31, 1996 the Bank has approximately $15.6 million of 1-4 family residential loans secured by first liens. The Bank currently has outstanding $5.0 million of advances from the Federal Home Loan Bank of Atlanta. Further advances may require additional purchases of FHLB stock.

In addition, the Bank has available a $1,000,000 unsecured line of credit and a $5.0 million Reverse Repurchase Line of Credit with correspondent bank secured by a portion of the Bank's investment portfolio. The establishment of these credit facilities allows the Bank greater flexibility in its financing activities. In addition, the Bank has the ability to increase it's liquidity by borrowing money through the Federal Reserve discount window, by selling loans, and/or by curtailing its loan origination volume.

The Bank's objective of asset/liability management is to enhance long term profitability and reduce exposure to interest rate risks through its management of interest rate sensitive assets and liabilities. An asset or liability is interest rate sensitive within a specific time period if it will mature or reprice within that time period. Since most of the Bank's deposit liabilities are interest rate sensitive during any upcoming annual period, the Bank seeks to have the majority of its portfolio loan products at adjustable rates, thereby decreasing the possible adverse effect of interest rate swings. Adjustable rate loans generally have interest rates that adjust periodically in accordance with market interest rates, and are intended to provide a positive margin over the cost of interest bearing liabilities.

CAPITAL RESOURCES AND CAPITAL ADEQUACY At March 31, 1996 the Company's total stockholders equity was $9.2 million representing 11.36% of total assets. At March 31, 1996 the Company has 785,375 shares of Common Stock outstanding. The Company also has outstanding additional warrants to purchase up to 12,000 shares of Common Stock.

The Company has an Incentive Stock Option Plan (the "Option Plan"). The Option Plan authorizes the grant of nonqualified and incentive stock options for 30,000 shares of Common Stock, to such officers and certain other employees of the Company and/or the Bank as the Company's board of directors may determine. In the quarter ended March 31, 1996, 1,200 employee stock options were exercised at $8.75 per share, resulting in additional capital of $13,500. At March 31, 1996 19,800 options have been granted and 8,400 options have been exercised.

The Company declared its fourteenth consecutive quarterly cash dividend to stockholders of record on March 29, 1996 paid on April 12, 1996 in the amount of $0.0625 per share for a total of $49,085.

The risk based capital ratios at March 31, 1996 were 13.40% for Tier I and 14.45% for Tier I & II, which exceed the regulatory minimums of 4% and 8%, respectively. The leverage ratio at March 31, 1996 was 11.64% compared to the 3% regulatory minimum.

RESULTS OF OPERATIONS

INTEREST INCOME. Interest income totalled $1.9 million for the three month period ended March 31, 1996 an increase of $439,050 or 29.1% from interest income of $1.5 million for the three month period ended March 31, 1995. The increase is attributable to the increase in average interest earning assets of $10.1 million or 16.4% to $76.1 million at March 31, 1996 from $65.4 million at March 31, 1995 and an increase in the yield on interest earning assets to 10.22% at March 31, 1996 from 9.22% in 1995. Average loans receivable increased $13.7 million or 24.6% to $69.4 million at March 31, 1996 from $55.7 million at March 31, 1995. The yield on average loans receivable increased to 10.70% for the period ended March 31, 1996 compared to 9.84% for the period ended March 31, 1995.

Investments decreased $2.6 million or 48.0% to $2.9 million at March 31, 1996 from $5.5 million at March 31,1995. The decrease was primarily due to the sale of $2.5 million of investment securities available for sale, amortization and maturity of investment securities held to maturity.

INTEREST EXPENSE. Interest expense totalled $905,483 for the three month period ended March 31, 1996 an increase of $176,040 or 24.1% from interest expense of $729,443 for the period ended March 31, 1995. The increase was attributable to an increase in average interest bearing liabilities of $8.3 million or 14.2% to $66.6 million from $ 58.3 million at March 31, 1995, and an increase in the cost on interest bearing liabilities to 5.44% at March 31, 1996 from 5.00% in 1995. The increase in interest expense on deposits is primarily attributable to the increase in time deposit accounts. The increase in total interest expense is also due to additional interest expense on borrowings. Average borrowings increased $335,345 or 6.92% to $5.2 million at March 31, 1996 from $4.8 million for the period ended March 31, 1995.

NET INTEREST INCOME Net interest income is the difference between interest income and interest expense. Net interest income totalled $1.0 million for the three months ended March 31, 1996 an increase of $263,010 or 33.8% from net interest income of $777,325 for the period ended March 31, 1995. The increase in net interest income is primarily due to an increase in the volume of interest earning assets and liabilities during the period and an increase in the net interest spread to 4.78% at March 31, 1996 from 4.21% at March 31, 1995.

PROVISION FOR LOAN LOSSES In recognition of the inherent risks which the Bank assumes in connection with the business of extending credit, the Bank maintains an allowance for loan losses. The loan loss allowance is maintained through a periodic provision for loan losses, based on Management's evaluation of the collectibility of loans, prior loan loss experience, and other factors such as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect a borrower's ability to repay. Management's policy is to maintain the allowance at a level considered adequate based on the above factors. Consequently, the loan loss provision is general, rather than specific, in that it does not relate to any specific anticipated losses on loans in the loan portfolio. Although management believes that the current allowance is adequate to absorb possible losses on existing loans that may become uncollectible, actual loan losses are dependent on future events and, as such, future additions to the provision may be necessary.

The allowance for loan losses is based upon estimates, and ultimate losses may vary from the current estimates. Estimates are reviewed monthly and, as adjustments become necessary, they will be reported in earnings in the period in which they become known. The allowance for loan losses is increased by provisions charged to operating expense and reduced by net charge-offs. The allowance for loan losses was $719,993 or 1.0% of net loans receivable at March 31, 1996 compared to $686,636 or 1.0% of net loans receivable at December 31, 1995.

The provision for loan losses decreased $16,857 for the three month period ended March 31, 1996 to $33,357 from $ 50,214 for the period ended March 31, 1995. The decrease is primarily a result the disposition of certain commercial non real estate loans in the period ended March 31, 1995. As of March 31,, 1996 the Bank had no non-accruing loans.



NON INTEREST INCOME


Gain(Loss) on Sale of Loans increased $56,133 for the period ended March 31, 1996 from the period ended March 31, 1995. The increase was primarily due to the sale of a mortgage loans originated for sale in the secondary market.

The loss on investment securities was $50,579 for the period ended March 31, 1996 due to the sale of certain U.S. Government Agency securities held in the investments available for sale portfolio. Proceed from the sale of these investments totalled $1,804,812.

NON INTEREST EXPENSE Compensation and related expenses totalled $323,010 and $228,242 for the three month periods ended March 31, 1996 and 1995, respectively. The increase is attributable to expansion of the Bank's staff as operations continued to expand throughout the periods presented. Compensation and related expenses will continue to increase due to further expansion of operations, competitive salary pressures, and rising health care and other benefit costs. In accordance with Statement of Financial Accounting Standards No. 91, certain direct salary costs of originating loans are netted against salaries expenses in the period during which the loan is made, then amortized to expense over the life of the loan.

Accounting & Legal expenses totalled $9,115 and $23,534 for the three month period ended March 31, 1996 and 1995 respectively. The decrease of $14,419 was due primarily to expenses incurred in becoming a member of The Nasdaq Stock Market, Inc., and legal expense incurred with the disposition of certain commercial non real estate loans in the quarter ended March 31, 1995.

Insurance Expense totalled $6,974 and $39,513 for the three month period ended March 31, 1996 and 1995 respectively. In 1995 the BIF enacted a reduction in the annual insurance assessment that commercial banks must pay on federally insured bank deposits. The reduction in the premium schedule from 23 to 4 basis points was later reduced to zero subject to a statutory required annual payment of $2,000. The FDIC is authorized to raise deposit insurance premiums as necessary to keep the BIF at required levels, so there is no assurance that existing rates will not be changed. The Bank's insurance premium was reduced to zero.

INCOME TAXES The Company and the Bank file consolidated Federal Income Tax returns and separate Maryland Income and Franchise Tax returns. The provision for income taxes of the Company and the Bank, on a consolidated basis, was $226,907 and $131,500 for the three months ended March 31, 1996 and 1995.

IMPACT OF INFLATION   The Financial Statements have been prepared in accordance
with Generally Accepted Accounting Principles (GAAP), which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Bank's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Bank are monetary in nature. As a result, interest rates have a greater impact on the Bank's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods.

ITEM NO. 11 - COMPUTATION OF EARNINGS PER SHARE:

                                     Three Months Ended
                                          March 31,

                                     1996          1995

Average Shares Outstanding          784,241       703,232

Net Income                          360,520       209,075

Earnings per Share                    $0.46         $0.30


Common Stock Warrants Outstanding    12,000

Stock Options Outstanding            11,400

PART II OTHER INFORMATION

Item 1. Legal Proceedings

        The Company is not involved in any legal proceedings of a material nature at this time other than those occurring in the ordinary course of business which in the aggregate involves amounts which are believed by management to be immaterial to the financial condition of the company.

Item 2. Changes in Securities.

        None

Item 3. Defaults upon Senior Securities.

        None

Item 4. Submission of Matters to a Vote of Security Holders.

           None

Item 5. Other Information.

        None

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits required by Item 601 of Regulation S-K filed herewith:

            Exhibit 11 - Computation of Earnings per Share

        (b) Reports on Form 8-K.

                  None

                                          SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Annapolis Bancshares, Inc.
                                            (Registrant)

May 14, 1996                           By: /s/ JOHN W. MARHEFKA, JR.
                                       John W. Marhefka, Jr.
                                       President and
                                       Chief Executive Officer

                                       /s/  RUSSELL J. GRIMES JR.
                                       Russell J. Grimes Jr.
                                       Chief Financial Officer
                                       and Treasurer